Form 10-K
period 2008-12-31
Cleco Katrina/Rita Hurricane Recovery Funding LLC
filed 2009-03-27
CIK 1417129

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
__________________

FORM 10-K

                [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

                [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
__________________
Commission file number of issuing entity 333-147122-01

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC
(Exact name of issuing entity as specified in its charter)

CLECO POWER LLC
(Exact name of depositor and sponsor as specified)

Louisiana (State or other jurisdiction of incorporation or organization)	26-1338431 (I.R.S. Employer Identification No.)

2605 Hwy. 28 East Office #12 Pineville, Louisiana 71360 (Address of principal executive offices)

Registrant’s telephone number, including area code: (318) 484-7400

__________________

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                            Non-accelerated filer ☒  (Do not check if a smaller reporting company)                   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents incorporated by reference:  A portion of Cleco Corporation’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders of Cleco Corporation has been incorporated by reference in Item 11 of Part III of this report.

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

PART I

ITEM 1.            BUSINESS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1A.          RISK FACTORS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            PROPERTIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 3.            LEGAL PROCEEDINGS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instruction J of Form 10-K.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 6.            SELECTED FINANCIAL DATA

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9A.          CONTROLS AND PROCEDURES

Omitted pursuant to General Instruction J of Form 10-K.

ITEM 9B.          OTHER INFORMATION

None.

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

Overview
Cleco Katrina/Rita Hurricane Recovery Funding LLC (Cleco Katrina/Rita) currently has five managers. Pursuant to Cleco Katrina/Rita’s limited liability company operating agreement, its affairs will be managed by managers to be appointed from time to time by Cleco Power LLC (Cleco Power).  In the event that Cleco Power transfers its interest in Cleco Katrina/Rita, the new owner or owners will appoint Cleco Katrina/Rita’s managers.  Cleco Katrina/Rita is required to have at least one independent manager at all times who, among other things, is not and has not been for at least five years prior to the date of his or her appointment:

•	a direct or indirect legal or beneficial owner of Cleco Katrina/Rita, Cleco Power, any of Cleco Katrina/Rita’s affiliates or any of Cleco Power’s affiliates,
•
a relative, supplier, employee, officer, director, manager (other than as an independent director or manager of the Cleco Katrina/Rita), contractor or material creditor of Cleco Katrina/Rita, Cleco Power or any of its affiliates, or

•
a person who controls (whether directly, indirectly or otherwise) Cleco Power or any of its affiliates or any creditor, employee, officer, director, manager or material supplier or contractor of Cleco Power or its affiliates (other than as an independent director or manager of any other bankruptcy-remote subsidiary of Cleco Corporation or its affiliates); provided, that the indirect or beneficial ownership of stock of Cleco Corporation or its affiliates through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an independent manager.

Code of Conduct
Cleco Katrina/Rita is a wholly owned subsidiary of Cleco Power, which has adopted a code of conduct that applies to its principal executive officer, principal financial officer, principal accounting officer and treasurer.  This code of conduct is posted on Cleco Corporation’s homepage located at http://www.cleco.com.  This code of conduct also is available free of charge by request sent to:  Shareholder Services, Cleco Corporation, P.O. Box 5000, Pineville, LA 71361-5000.

Executive Officers of Cleco
The names of the executive officers of Cleco Katrina/Rita, their positions held, five-year employment history, ages, and years of service as of December 31, 2008, are presented below.

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Dilek Samil Cleco Corporation Cleco Power Cleco Katrina/Rita

Executive Vice President and Chief Financial Officer from April 2004 to May 2005; Senior Vice President Finance and Chief Financial Officer from October 2001 to April 2004.

President and Chief Operating Officer since May 2005; Executive Vice President and Chief Financial Officer from April 2004 to May 2005; Senior Vice President Finance and Chief Financial Officer from October 2001 to April 2004.

President and Manager since February 2008.
(Age 53; 7 years of service)

Keith D. Crump Cleco Corporation Cleco Power Cleco Katrina/Rita

Treasurer from May 2005 to March 2007; Manager Forecasting and Analytics, Budgeting from December 2004 to May 2005; Manager Forecasting and Analytics from October 2002 to December 2004.

Vice President – Regulatory, Retail Operations and Resource Planning since March 2007.

Vice President and Manager since February 2008.
(Age 47; 19 years of service)

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

NAME OF EXECUTIVE	POSITION AND FIVE-YEAR EMPLOYMENT HISTORY
Terry L. Taylor Cleco Corporation Cleco Power Cleco Katrina/Rita

Assistant Controller since August 2006; Director of Accounting Services and Affiliate Compliance from January 2004 to August 2006; Manager Systems Support and Affiliate Compliance from October 2002 to January 2004.

Secretary and Manager since February 2008.
(Age 53; 8 years of service)

K. Michael Sawrie Cleco Corporation Cleco Katrina/Rita

Manager – Treasury, Finance, Shareholder Services since February 2006; Manager  – Treasury Services and Corporate Finance from April 2002 to February 2006.

Treasurer and Manager since February 2008.
(Age 58; 21 years of service)

Frank B. Bilotta Cleco Katrina/Rita

Independent Manager since February 2008; President of Global Securitization Services, LLC since August 2005; Managing Director of Global Securitization Services LLC from April 2003 to August 2005.
(Age 48; 8 years of service)

ITEM 11.          EXECUTIVE COMPENSATION

Frank B. Bilotta, representative of Global Securitization LLC, serves as the independent manager of Cleco Katrina/Rita.  Cleco Katrina/Rita pays an annual fee of $3,500 to Global Securitization Services, LLC for Mr. Bilotta’s service.  The company does not pay any compensation to its executive officers or other managers.  For more information regarding Cleco Power and Cleco Corporation’s executive compensation, see “Executive Officers Compensation” in Cleco Corporation’s 2009 Proxy Statement, filed with the Securities Exchange Commission on March 12, 2009.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

None.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Omitted pursuant to General Instructions J of Form 10-K.

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		FORM 10-K ANNUAL REPORT
15(a)(1)	Financial Statements
	Not Applicable.

15(a)(2)	Financial Statements Schedules
	Not Applicable.

15(a)(3)	List of Exhibits	7

The Exhibits designated by an asterisk are filed herewith, except for exhibits 32.1, 32.2, 32.3, and 32.4, which are furnished herewith (and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section). The Exhibits not so designated previously have been filed with the SEC and are incorporated herein by reference.

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

EXHIBITS
CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC		SEC FILE OR REGISTRATION NUMBER	REGISTRATION STATEMENT OR REPORT	EXHIBIT NUMBER
3.3	Articles of Organization of Cleco Katrina/Rita Hurricane Recovery Funding LLC	333-147122-01	S-3(11/2/07)	3.3
3.4	Limited Liability Company Operating Agreement of Cleco Katrina/Rita Hurricane Recovery Funding LLC	333-147122-01	S-3(11/2/07)	3.4
4.1	Indenture between Cleco Katrina/Rita Hurricane Recovery Funding LLC and U.S. Bank National Association as Trustees, dated as of March 6, 2008	333-147122-01	8-K(3/6/08)	4.1
4.2	First Supplemental Indenture between Cleco Katrina/Rita Hurricane Recovery Funding LLC and U.S. Bank National Association as Trustees, dated as of March 6, 2008	333-147122-01	8-K(3/6/08)	4.2
4.3	Form of 2008 Senior Secured Storm Recovery Bonds (included as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2)	333-147122-01	8-K(3/6/08)	4.2
10.1	Storm Recovery Property Sale Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC dated as of March 6, 2008	333-147122-01	8-K(3/6/08)	10.1
10.2	Storm Recovery Property Servicing Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC dated as of March 6, 2008	333-147122-01	8-K(3/6/08)	10.2
10.3	Administration Agreement between Cleco Katrina/Rita Hurricane Recovery Funding LLC and Cleco Power LLC dated as of March 6, 2008	333-147122-01	8-K(3/6/08)	10.3
*31.1	Certification pursuant to Rule 13a-14(d)/15d-14(d)
*33.1	Report on assessment of compliance with servicing criteria for asset-backed securities for Cleco Power LLC
*33.2	Assertion of compliance with applicable servicing criteria for U.S. Bank National Association
*34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of PricewaterhouseCoopers LLP on behalf of Cleco Power LLC
*34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank National Association
*35.1	Servicer compliance statement

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

ITEM 1112(b).  SIGNIFICANT OBLIGORS OF POOL ASSETS

None.

ITEM 1114(b)(2).CREDIT ENHANCEMENTS AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS

None.

ITEM 1115(b). CERTAIN DERIVATIVES INSTRUMENTS

None.

ITEM 1117.      LEGAL PROCEEDINGS

None.

ITEM 1119.      AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cleco Katrina/Rita Hurricane Recovery Funding LLC is a wholly owned subsidiary of Cleco Power LLC.

ITEM 1122.      COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See exhibits 33.1, 33.2, 34.1 and 34.2 under Item 15.

ITEM 1123.      SERVICER COMPLIANCE STATEMENT

See exhibit 35.1 under Item 15.

CLECO KATRINA/RITA HURRICANE RECOVERY FUNDING LLC	2008 FORM 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2009.

Cleco Katrina/ Rita Hurricane Recovery Funding LLC
(Issuing Entity)

By:	Cleco Power LLC as Servicer
/s/ Dilek Samil
(Dilek Samil)
(President and Chief Operating Officer)